Form 10QSB
period 2001-09-30
INTERCHANGE MEDICAL INC
filed 2002-02-01
CIK 1086218

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

	[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2001

	[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 0-33261

INTERCHANGE MEDICAL, INC.

(Exact name of Small Business Issuer as specified in its Charter)

FLORIDA	65-0908988

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2821 E. COMMERCIAL BOULEVARD, SUITE 201, FORT LAUDERDALE, FLORIDA 33308

(Address of principal executive offices)

(954) 229-0900

(Issuer’s telephone number)

(Former Name, former address and former fiscal year, if changed since last Report.)

     Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,499,300 shares of Common Stock as of January 22, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30,
2001

ASSETS

Current assets:

Cash	$1,290

Prepaid consulting fees	—

Total current assets	1,290

Other assets:

Due from related parties	—

Total other assets	—

Total assets	$1,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accrued salaries	$1,001,965

Accrued expenses	16,613

Due to related parties	23,373

Total current liabilities	1,041,951

Stockholders’ deficit :

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding	—

Common stock, $0.0001 par value; 100,000,000 shares authorized, issued and outstanding, 7,499,300 shares	750

Additional paid-in capital	67,485

Deficit accumulated during the development stage	(1,108,896)

Total stockholders’ deficit	(1,040,661)

Total liabilities and stockholders’ deficit	$1,290

See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					April 5, 1999
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		Through
					September 30,
	2000	2001	2000	2001	2001

Revenues	$—	$—	$—	$—	$—

Operating expenses:

Selling, general and administrative expenses	114,583	149,304	345,127	436,633	1,080,896

Loss before other income (expenses)	(114,583)	(149,304)	(345,127)	(436,633)	(1,080,896)

Other income (expenses):

Impairment of investment	—	—	—	—	(28,000)

Net loss	$(114,583)	$(149,304)	$(345,127)	$(436,633)	$(1,108,896)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Average weighted number of shares outstanding, basic and diluted	5,544,300	7,499,300	5,544,300	7,185,587

See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			April 5, 1999
	Nine Months Ended		(Inception)
	September 30,		Through
			September 30,
	2000	2001	2001

Net cash used in operating activities	(4,930)	(11,733)	(23,218)

Cash flows from financing activities:

Proceeds from related party loans	10,500	5,000	85,773

Payments to related party loans	(6,337)	(2,100)	(62,400)

Increase of related party receivable	—	—	(45,000)

Increase of related party debt	—	—	17,000

Proceeds from sale of common stock	—	—	29,135

Net cash provided by financing activities	4,163	2,900	24,508

Net increase (decrease) in cash	(767)	(8,833)	1,290

Cash at beginning of period	3,484	10,123	—

Cash at end of period	$2,717	$1,290	$1,290

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Common stock issued for services	$—	$16,100	$39,100

Conversion of related party receivable to investment	$—	$—	$45,000

Conversion of related party debt to investment	$—	$—	$17,000

See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Interchange Medical, Inc. (the “Company”) have been prepared in accordance with the accounting policies in its audited financial statement for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in its Form 10SB filed October 22, 2001 and should be read in conjunction with the financial statements and footnotes thereto. The Company entered the development stage in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 7 on April 5, 1999 and is engaged in developing distribution technology for On Line Digital Rx Prescriptions and delivering the ordered items via personal delivery services.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to provide a fair presentation of the operating results for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s Registration Statement filed on October 22, 2001. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2000, found in the Company’s Form 10-SB filed in October 2001.

     Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25.

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — RELATED PARTY TRANSACTIONS

     The following summarizes the Company’s related party transactions:

	September 30,	September 30,
	2000	2001

Balance receivable (payable) at beginning of period	$16,090	$(20,473)

Payments (advances) during the period	(4,164)	(2,900)

Balance receivable (payable) at end of period	$11,926	$(23,373)

NOTE 4 — STOCKHOLDERS EQUITY

     During the nine months ended September 30, 2001, the Company issued 430,000 shares of its common stock to four key employees as consideration for a portion of their accrued salaries and 375,000 shares of its common stock to a consultant as payment for services. These shares were issued at $0.02 per share. The Company recorded compensation expense of $16,100.

NOTE 5 — GOING CONCERN

     The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

     In order to begin any significant operations, the Company will have to pursue other sources of capital, such as raising equity and a merger with an operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     General

     Management’s discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may,” “expect,” “anticipate,” “estimates” or “continue” or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

     As the Company is still in the development stage, comparisons of the Company’s historical results of operations may be meaningless to the reader.

     Results of Operations

     Since the Company’s organization in April 1999 it has remained a developmental stage company with all of its resources being used to develop its software system and establish a secured communication infrastructure. The Company’s chairman, executive vice president and several employees and consultants have handled these activities. Cash compensation has been accrued for their services.

     As a development stage company, the Company has incurred a net loss from inception through September 30, 2001 of approximately $1,108,896. For the three months ended September 30, 2001 and 2000, respectively, the Company has incurred net operating losses of $149,304 and $114,583. For the same period, the basic and diluted net loss per share was ($0.02) and ($0.02) based on a weighted average number of shares outstanding of 7,449,300 and 5,544,300. For the nine months ended September 30, 2001 and 2000, respectively, the Company has incurred net operating losses of $436,633 and $345,127. In addition for the same nine-month period the basic and diluted net loss per share was ($0.06) and ($0.06) based on a weighted average number of shares outstanding of 7.185.587 and 5,544,300. The major expense contributing to the loss of both periods is accrued salaries and payroll taxes for the four key employees. From inception to September 30, 2001, the Company has accrued $ 1,001,965 in salaries, services and payroll taxes.

     Plan of Operations

     Testing of the Company’s software commenced in Puerto Rico during the first quarter of 2002. To facilitate its plan of operations the Company is seeking to acquire its own pharmacy in Puerto Rico. In that regard it has explored franchise arrangements with an international pharmacy franchise, which franchise is believed by management to be one of the largest franchised chain of pharmacies in the world.

     The Company plans on entering into a relationship with a computer supplier and Internet service provider in order to establish a line of communication with doctors. The Company intends to lease or purchase servers, communication lines, routers, hubs, personal computer workstations, printers, third party software applications and operating systems to create its communication infrastructure. The Company also intends to actively seek relationships with doctors and pharmacies, which it will need to establish a distribution network.

     The Company cannot provide assurances that it will be able to successfully implement its business strategy or penetrate the pharmacy market or attain a wide following for its services, or that it will ever attain a level of profitability. In addition, we remain subject to all the risks inherent in a start-up enterprise. The Company’s prospects must be considered in light of the numerous risks, expenses, delays, problems frequently encountered in the establishment of a new business in industries characterized by emerging markets and intense competition. To commence its business operations the Company will need to add employees at various positions, including, but not limited to, technical, programming, network administration and general administration. The Company will also attempt to out source a number of activities such as computer hardware maintenance, on-sight computer installation and personal pharmaceutical delivery.

     Liquidity and Capital Resources

     As of September 30, 2001, The Company had existing cash reserves of $1,290. Since inception the Company has been dependent upon proceeds from the sale of its securities and advances from its chief executive officer to maintain its operations. Management believes that in order to satisfy cash requirements necessary to facilitate its business plan and commence operations, over the next 12 months the Company will need to raise capital through third party financing or a private placement of its securities. Management believes it will need approximately $500,000 to implement its business plan and commence operations. The Company does not anticipate any future research and development costs within the next 12 months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 5. OTHER INFORMATION

REGISTRATION STATEMENT ON FORM 10-SB

     In October 2001, the Company filed a Form 10-SB registration statement with the Securities and Exchange Commission, which subsequently cleared comments from the staff of the Securities and Exchange Commission on December 26, 2001. The Form 10- SB went effective under operation of law 90 days after the initial filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B

     The following exhibits are filed as part of this report:

Exhibits:

None.

     (b)  Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Interchange Medical, Inc.

By: /s/ AHMAD MORADI

Ahmad Moradi, Chairman and President

DATED: February 1, 2002