Form 10KSB40
period 2001-12-31
INTERCHANGE MEDICAL INC
filed 2002-04-04
CIK 1086218

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-33261

                            INTERCHANGE MEDICAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Florida                                        65-0908988
   -------------------------------                       -------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

    2821 East Commercial Boulevard, Suite 201, Fort Lauderdale, Florida 33308
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (954)229-0900
                           --------------------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          TITLE OF EACH CLASS NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Class a Common Stock, $.0001 Par Value
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. NONE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002: 7,499,733 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    - None -

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I

Item 1.       Description of Business
Item 2.       Properties
Item 3.       Legal Proceedings

Item 4        Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters

Item 6.       Management's Discussion and Analysis
              or Plan of Operation

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.      Executive Compensation
Item 11.      Security Ownership of Certain Beneficial

              Owners and Management

Item 12.      Certain Relationships and Related Transactions
Item 13.      Exhibits, Lists and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         Interchange Medical, Inc. is a development stage company, incorporated in the state of Florida in April 1999. Since inception we have been engaged in the development of online prescription delivery. Our principal office is located at 2821 East Commercial Boulevard, Suite 201, Fort Lauderdale, Florida 33308. Our web site address is www.interchangemedical.com.

         We plan to provide a modern alternative to the current method of obtaining prescribed medications by allowing physicians to place prescription orders on a computer terminal at their office, which will be processed by our network, filled by an independent pharmacy and delivered directly to the patient's home or office the next day. The delivery of prescription drugs will be done through either our own driver(s) or by an independent pharmacy's drivers.

STRATEGY

         We want to become a leader in physician-pharmacy online prescription delivery. Using the Internet and personal delivery service, we believe prescribed drugs can be quickly dispensed and promptly delivered to the patients' home or workplace.

         We will initially attempt to provide Internet access for physician offices and recruit independent pharmacies and drug providers to fill prescriptions. We initially chose Puerto Rico as the location for our initial testing, however, due to inadequate Internet and communications infrastructure in Puerto Rico, we have decided to conduct initial testing in Florida or California. We believe that this program will be attractive to independent pharmacies that are unable to compete with large pharmacies, such as Walgreens, Eckerd Drugs, CVS and RiteAid. Depending on our success, we may expand our operations to other locations.

OPERATIONS

         We are a developmental stage company. While we have not commenced business operations, we have developed a point-of-care software system. We have plans to establish a secured communication infrastructure to send and receive prescriptions from doctors offices and direct the prescriptions to company owned and independent pharmacies over a secured server located at interchangemedical.com. To date we do not own any pharmacies nor do we have any material relationships with independent pharmacies.

         In late December 2001, we began testing our software system. We also decided to base our software system on the Microsoft .NET initiative.

         We have developed a secured application software system called the 3P.NET System. It incorporates Internet/Intranet technologies. Our 3P.NET System is comprised of three components:

o 3P.NET Point-Of-Care system (3P.NET POC) where every registered 3P.NET physician, clinic, and walk in medical center would be securely connected to
o a 3P.NET Central Server Station (3P.NET CSS), where prescription orders would be authenticated and securely delivered to
o a secure 3P.NET Point of Delivery (3P.NET POD) system located at a company owned or independent pharmacy participating in our program.

         There will be no charge for users to sign up and have access to the 3P.NET System. The 3P.Net System transmits communications through HTTPS (HTTP with Secure Sockets Layer SSL) over TCP/IP (Telephony Communications Protocol / Internet Protocol). In some instances a virtual private network (VPN) may be used to enable participating physicians to connect directly to our 3P.NET System through a secure Internet connection. A user may access our system only after entering a password, security code, and personal identification number that has been authenticated by 3P.NET CSS.

         Once on our 3P.NET System, a physician or nurse will be able to place a patient's prescription order quickly and efficiently online by entering the patient's name, address, Social Security Number, phone number, requested medication, units of measure, insurance information, and other necessary information. The patient will have a choice of payment methods and the ability to elect to have the prescription filled with either brand name or generic drugs. Once the information is entered the medication is ordered by clicking on the send button. This feature will automatically forward the order to our data center.

         When the order arrives at our 3P.NET CSS it will be checked for authentication. As soon as the authentication is complete, our 3P.NET CSS will seek out and find the nearest independent pharmacy capable of filling the prescription. We will then send that independent pharmacy the patient's prescription. The prescription, when received by the independent pharmacy, will appear on the pharmacy's 3P.NET POD terminal. Upon receipt, the pharmacy will fill the prescription and deliver it to the patient using their local delivery service. The patient will receive their prescription either at home or work through same day or overnight delivery service. The delivery service is responsible for collecting the patient's co-pay and the balance is collected later from the patient's insurance company.

PLAN OF OPERATIONS

         To date our 3P.NET System is not operational. We intend to implement our 3P.NET System by acquiring company owned pharmacies and establishing revenue sharing agreements with participating independent pharmacies. In addition, we anticipate generating revenues from charges earned on claim processing, and from banner and educational advertising on our network. To date we have not acquired a pharmacy nor entered into a revenue sharing agreement. We will require third party financing in order to acquire a pharmacy.

         We plan to take the steps necessary to bring our 3P.NET System online by the 3rd quarter 2002. We have delayed its installation and are currently working with a patent attorney to file patent applications to protect our 3P.NET POC, 3P.NET POD, and 3P.NET CSS technology. In addition to securing patent protection, we intend to acquire a pharmacy. We are currently negotiating with a large North American pharmacy chain for the purchase of a franchise in Florida or California. Once we have established an operational pharmacy and have filed for patent protection we plan to implement our 3P.NET System. Once our 3P.NET System is operational, we will seek to develop a business relationship with a computer supplier and Internet service provider, and to lease or purchase servers, communication lines, personal computer workstations, printers, third party software applications and other equipment. We also intend to actively seek relationships with doctors and pharmacies, which we need to establish our distribution network. We will need additional funds to develop additional features on our technology within the next 12 months.

RESEARCH AND DEVELOPMENT

         As a development stage company, we have, since inception, used substantially all of our resources to develop our software system and establish a secured communication infrastructure. As of this date we are not certain as to whether these costs will be directly borne by any customer. Research and Development expenses, if quantified, are for the most part equal to our salary expense since inception of $1,160,844. We are also working with a patent attorney to protect our technology and file a patent application. To date we do not hold any patents for our technology.

GOVERNMENT REGULATION

         The prescription drug and pharmacy business is subject to extensive federal, state and local regulations. However, we believe that we are not subject to most of the regulatory obligations because we will only provide ancillary services to doctors and pharmacies. Pursuant to the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, the pharmacists we work with will be required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant by the pharmacists.

         Pharmacies are subject to requirements under the Controlled Substances Act and federal Drug Enforcement Agency regulations, as well as related state and local laws and regulations, relating to pharmacy operations, including registration, security, record keeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs, and certain over-the-counter drugs.

         The U.S. House of Representatives Committee on Commerce and the General Accounting Office are currently investigation online pharmacies and online prescribing, especially focused on those who prescribe drugs online and on pharmacies that fill invalid prescriptions, including those that are written online. The committee requested that the General Accounting Office undertake a formal review of a number of issues pertaining to online pharmacies, including an assessment of mechanisms to ensure that online pharmacies are obeying the various state and federal regulations for the industry. Since we do not prescribe drugs nor fill prescriptions, we believe that our business will not be negatively affected by regulations resulting from the investigations. We may be subject to increased reporting and monitoring requirements.

         The National Association of Boards of Pharmacy (NABP), a coalition of state pharmacy boards, is in the process of developing a program, the Verified Internet Pharmacy Practice Sites (VIPPS), as a model for self-regulation for online pharmacies.

         Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions. The Health Insurance Portability and Accountability Act of 1996 is designed to ensure that patient's information is electronically portable while guaranteeing its security in storage, exchange and transmission. Since our system will utilize a secured communications protocol between physicians and pharmacies while maintaining a privacy policy that discloses to the patient that we will not share nor disclose their medical and drug history information without their consent, the Health Insurance Portability and Accountability Act of 1996 should not have any adverse effect on our business.

         Although the FDA does not regulate the practice of pharmacy, other than pharmacy compounding, which we will not engage in, FDA regulations may impact some of our service offerings because the FDA regulates drug advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug manufacturers and marketers. If we expand our services, we may be subject to FDA regulation.

         The inclusion of prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress. Should legislation on prescription drug coverage for Medicare recipients be enacted into law, we would be subject to compliance with any corresponding rules and regulations.

         Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. We are also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level.

MATERIAL AGREEMENTS

         To date, we have not reached any agreements or business relationships with doctors, pharmacies or computer suppliers. Our business will fail if we are unable to develop these relationships.

EMPLOYEES

         We have four employees. Two of these employees also serve as executive officers. All employees serve part time, contributing approximately 20 hours per week of services since our inception. We will need to hire additional employees to facilitate our business plan. Dr. Moradi, our chief executive officer, serves our company in three specific areas: technical research, marketing research and business management. He is principally responsible for our technical design, user interface, product specifications, communications protocol, application workflow, security issues, legal, medical, and pharmaceuticals matters. Dr. Moradi is promoting our business model, while meeting with the physicians and local independent pharmacies encouraging them to become a part of our network. In addition, he controls all business planning, market research, and accounting and legal matters to ensure compliance and disclosures are prepared in accordance with federal, state and local laws.

COMPETITION

         The online pharmacy business is highly competitive. We will compete with retail, mail order and web sites including, but not limited to, rx.com, drugstore.com and walgreens.com. These competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. We intend to establish a niche market with independent pharmacies or a company-owned pharmacy so we can avoid competing directly with our larger competitors. Due to an aggressive and strong foothold of national pharmacies, many smaller independent pharmacies have begun to feel the threat of losing their business. We believe our business model may enable these smaller, independent pharmacies to maintain their independence. We believe our business model will have, at least initially, limited competition. However, there are no assurances that our business model and technology will not be duplicated.

ITEM 2. PROPERTIES.

         We do not own or lease any real property. We currently maintain our offices at 2821 East Commercial Boulevard, Suite 201, Fort Lauderdale, Florida 33308. We currently occupy this space on a month to month basis for $200 per month. We lease this space from g4, Inc., a company wholly owned by our chief executive officer.

         We plan to lease additional facilities as our business develops.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no trading market for our shares of common stock. There are currently 7,499,300 shares of our common stock outstanding. 998,000 of our outstanding shares of common stock are free trading. The remaining shares of our common stork are defined as restricted stock under the Securities Act. Of the 7,499,300 shares currently outstanding, 3,720,000 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three-month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on Nasdaq, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above. As of the date of this offering, none of our shares of common stock are eligible for resale under Rule 144.

EQUITY SECURITIES SOLD DURING THE PERIOD COVERED BY THIS REPORT

         On April 12, 2001 we issued an aggregate of 430,000 shares of our common stock to four employees of our company. These shares are issued in lieu of accrued salaries. The shares were valued at $.02. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act. These individuals had access to financial and other information regarding our company. The shares they received are marked with the appropriate restrictive legend.

         On April 12, 2001, we issued 375,000 shares of our common stock to a consultant to our company for consulting services provided. These shares were valued at $.02 per share. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act. The consultant had access to financial and other information regarding our company. The shares issued were marked with the appropriate restrictive legend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         As a development stage company, we have incurred a net loss from inception through December 31, 2001 of $1,245,900. Our operating loss for the year ended December 31, 2001 and year ended December 31, 2000 was $593,637 and $462,969, respectively. Since our organization in April 1999 we have remained a developmental stage company with all of our resources being used to develop our software system and establish a secured communication infrastructure. These activities have been handled by our chairman, executive vice president and several employees and consultants. Cash compensation has been accrued for their services.

         In 2001, we sold software for $20,000. The sale of the software during the year 2001 was not related to our intended business and has, accordingly, been included in our financial statements as other income.

         We anticipate that testing of our system will initially be made in Florida or California commencing in the third quarter of 2002. We intend to acquire a pharmacy franchise to facilitate our operations. We require third party financing in order to acquire a pharmacy. We cannot provide any assurances that we will acquire a franchisee.

         We cannot provide assurances that we will be able to successfully implement our business strategy or penetrate the pharmacy market or attain a wide following for our services, or that we will ever attain a level of profitability. In addition, we remain subject to all the risks inherent in a start-up enterprise. Our prospects must be considered in light of the numerous risks, expenses, delays, problems frequently encountered in the establishment of a new business in industries characterized by emerging markets and intense competition.

         As of December 31, 2001, we had existing cash reserves of $13,690. Since inception we have been dependent upon proceeds from the sale of our securities and advances from our chief executive officer to maintain our operations. We believe that in order to satisfy our cash requirements necessary to facilitate our business plan and commence our operations over the next 12 months we will need to raise capital through third party financing or a private placement of our securities. We plan on entering into a relationship with a computer supplier and Internet service provider in order to establish a line of communication with doctors. We intend to lease or purchase servers, communication lines, routers, hubs, personal computer workstations, printers, third party software applications and operating systems to create our communication infrastructure. We also intend to actively seek relationships with doctors and pharmacies, which we need to establish our distribution network. We do not anticipate any future research and development costs within the next 12 months.

         To commence our business operations we will need to add employees at various positions, including, but not limited to, technical, programming, network administration and general administration. We will also attempt to out source a number of activities such as computer hardware maintenance, on-sight computer installation and personal pharmaceutical delivery.

         We have incurred significant losses and have negative cash flow from operations. Our auditors have included a paragraph in their report on our annual financial statements for the years ended December 31, 2001 and 2000 which expresses concern about our ability to continue as a going concern unless we can secure additional financing. We expect significant operating losses to continue at least during 2002. There can be no assurances that any additional funding will be available or, if available, that such funding can be obtained on favorable terms.

         We will need additional financing to facilitate our business plan. Subject to availability of funding, our burn rate for the next 12 months should be about $1 million. We believe that in order to satisfy our cash requirements necessary to facilitate our business plan and commence our operations over the next 12 months we will need to raise capital through third party financing or a private placement of our securities. Our chief executive officer intends to provide loans to our company to support operations. We can not provide any assurances that we will be able to secure financing necessary to facilitate our business plan.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by Item 310(a) of Regulation S-B is included herein elsewhere in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

         The following table sets forth certain information concerning each of our directors and executive officers:

Name                      Age                  Positions Held
----                      ---                  --------------

Ahmad Moradi               47          Chairman of the Board of Directors,
                                       Chief Executive Officer, President
Donald S. Smith            38          Executive Vice President of Technology
                                       Development
Richard Paull              46          Comptroller

         AHMAD MORADI has served as our chief executive officer, president and director since inception in April 1999. He has 20 years of experience in information technology, communications, software development, marketing, business management, mergers, acquisitions and managing public corporations. Since 1992 he has served as president and is the sole shareholder of g4, Inc., an information technology and business strategy growth consulting firm serving Fortune 500 and small companies worldwide. In addition, since September 1997 Dr. Moradi has served as CEO of Biomed Research Technologies, Inc., a biomedical technology company. Dr. Moradi also currently serves as chairman and CEO of Netstairs.com, Inc. and Maxwell Rand, Inc., two development stage companies. From August 1998 through July 2000 he was chairman and chief executive officer of WorldCast Interactive, a company that provided telephonic and data networking infrastructure. Dr. Moradi obtained his undergraduate degree in the fields of mathematics, engineering and international business from Florida Atlantic University. He received a Ph.D. in management information systems from LaSalle University. Dr. Moradi has been inducted in over 20 Who's Who Registries Worldwide.

         DONALD S. SMITH has served as executive vice president of our company since April 1999. He has over 17 years of software development and managerial experience in multi-platform environments for the financial, healthcare, and engineering industries. Presently he serves as software engineering manager of Aqueduct, Inc., an e-commerce service provider. From September 1996 to January 2000 he served as the manager of office applications for Plaid Brothers Software, a provider of portfolio management software. Mr. Smith obtained his bachelors of science in computer science from California State University Fullerton.

         RICHARD PAULL has been our comptroller since inception in April 1999. He has provided financial consulting services to several publicly held companies during the past 5 years. These companies include, Westmark Group Holding, Inc. and its subsidiary Westmark Mortgage; Netgates, Inc.; and WorldCast Interactive, Inc. (formerly FutureTrak, Inc). Mr. Paull served as the controller of WorldCast from October, 1998 to June, 2000 and was responsible for the company's financial records, setting up policies and procedures, working with the external auditors for the annual audit along with preparing all SEC filings. Since 1996, Mr. Paull has been a principal of R & J Consulting of Palm Beach, Inc., an accounting and tax firm specializing in assisting small to medium sized corporations in obtaining financing from private or public sources. In addition, Mr. Paull currently serves as comptroller of Biomed Research Technologies, Inc. Prior to opening his consulting firm, he worked as a financial consultant to one of Forbes 400 wealthiest individuals overseeing his corporate investments and acquisitions. He worked as an auditor with Grant Thornton, LLP in Boston, Massachusetts from 1983 through 1985. He is an active board member of various non-profit agencies in Palm Beach County. He obtained his masters degree in business administration with a concentration in accounting from Suffolk University in Boston, Massachusetts and a dual bachelor of science and arts in biology and education from Syracuse University.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2001. The table excludes 2,000,000 shares of common stock Dr. Moradi received upon inception of our company.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Other Annual
Name and Principal Position           Year          Salary($)             Bonus ($)            Compensation ($)
---------------------------           ----          ---------             ---------            ----------------
Ahmad Moradi, CEO,                   2001            $250,000(1)              --                   $ 5,000 (3)
and Chairman                         2000            $250,000(1)              --                   $20,000 (2)
                                     1999            $173,733(1)              --                       --

Donald Smith, EVP                    2001            $100,000(4)              --                       --


(1)      Salary has been accrued.
(2) Dr. Moradi received 1,000,000 shares of common stock in lieu of $20,000 accrued salary.
(3) Dr. Moradi received 250,000 shares of common stock in lieu of $5,000 accrued salary.
(4) Majority of salary has been accrued. Received 60,000 shares of common stock in lieu of $1,200 accrued salary.


OPTION GRANTS

         No options, warrants nor SARS have been granted since our inception.

EMPLOYMENT AGREEMENTS

         Ahmad Moradi, chief executive officer and chairman. We have entered into a written five-year employment agreement with Dr. Moradi, which commenced May 1999. Under the terms and conditions of his employment agreement, Dr. Moradi receives an initial annual base salary of $250,000, annual bonuses of up to 1.5% of net profits. Dr. Moradi is reimbursed for his ordinary and necessary business expenses.

         Our executive officers have accrued salaries for the services they performed in 2000 and 2001. Dr. Moradi and our other employees have orally agreed to defer their pay until such a time that company has revenues and can retire its obligation either in stock or cash. In addition, they have received stock in lieu of their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of the date of this report regarding beneficial ownership of our common stock by (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (2) by each director and executive officer and (3) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

                                                       Number of                Percentage of
Name and Address                                     Shares Owned               Shares Owned
----------------                                     ------------               ------------
Ahmad Moradi, CEO
2821 E. Commercial Blvd., Suite 201
Fort Lauderdale, FL 33308                               3,250,000                    43.3%

Donald S. Smith, EVP
18691 Plumosa Street
Fountain Valley, CA 92708                                 410,000                     5.5%

Richard Paull, Comptroller
12783-A Forest Boulevard
Wellington, FL 33308                                       60,000                     *

Solomon Holdings(1)
P.O. Box F42222
Freeport, Bahamas                                         500,000                     6.7%

Arshia Mehin
9512 Milden Street
La Mesa, CA 91942                                         500,000                     6.7%

Robert Kelner
10 Fairfield Drive, Suite 207
Deerfield Beach, FL 33441                                 500,000                     6.7%

Steve Krause
100 East Linton Blvd.
Delray Beach, FL 33483                                    498,000                     6.6%

Jeffrey C. Fernyhough
144 Alexander Road
Boca Raton, FL 33432                                      473,000                     6.3%

Officers and Directors
   as a group (3 persons)                               3,720,000                    49.6%

--------------

 *    Less than 1%
(4)   Principal of Solomon Holdings is William Tessaro.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Between September 1999 and March 2000, we loaned WorldCast Interactive, Inc. an aggregate $45,000. This loan was subsequently repaid in shares of WorldCast Interactive, Inc. common stock. World Cast has subsequently ceased operations and we have written off the entire value of the common stock. Ahmad Moradi, an officer, director and principal shareholder of our company was serving as an officer and director of WorldCast Interactive on the date of the loan and repayment of the loan.

         Since 1999, Dr. Moradi has advanced our company funds for working capital purposes, which amount is outstanding at this time. Advances due to Dr. Moradi at December 31, 2001 were $25,000. In addition, William Tessaro loaned our company $17,000 in 1999, which amount was satisfied by the delivery to Mr. Tessaro of shares of Worldcast common stock. Mr. Tessaro served as an officer of our company at the time of the loan.

         We currently occupy our executive offices from g4, Inc., a corporation wholly owned by Ahmad Moradi, on a month to month basis at a cost of $200 per month.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         3.0      Articles of Incorporation*
         3.2      Bylaws*
         10.0     Employment Agreement with Dr. Moradi*
         21       Subsidiaries of the Registrant*

*Previously filed on Form 10-SB Registration Statement.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERCHANGE MEDICAL, INC.



Date: April 1, 2002                    By: /s/ Ahmad Moradi
                                           -------------------------------------
                                             Ahmad Moradi, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Ahmad Moradi                    Chairman, CEO and President                 April 1, 2002
-------------------------------
Ahmad Moradi



/s/ Donald S. Smith                 Executive Vice President                    April 1, 2002
-------------------------------
Donald S. Smith



/s/ Richard Paull                   Principal Accounting Officer                April 1, 2002
-------------------------------
Richard Paull


                            INTERCHANGE MEDICAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS


Independent Auditor's Report......................................................................................1

Financial Statements:

      Balance Sheets as of December 31, 2000 and 2001 ............................................................2

      Statements of Operations for the years ended December 31, 2000 and 2001 and for the period from April 5, 1999 (inception) through December 31, 2001..............................3

      Statements of Changes in Stockholders' Deficit for the years ended
         December 31, 2000 and 2001 and for the period from April 5, 1999
         (inception) through December 31, 2001....................................................................4

      Statements of Cash Flows for the years ended December 31, 2000 and 2001 and for the period from April 5, 1999 (inception) through December 31, 2001..............................5

Notes to Financial Statements..................................................................................6-10


Michael I. Daszkal, CPA, P.A.                                                                2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.                                                                           Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                   DaszkalBolton LLP                                            t: 561.367.1040
Michael S. Kridel, CPA, P.A.               ----------------------------                                     f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.              Certified Public Accountants                               www.daszkalbolton.com




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Interchange Medical, Inc.

We have audited the accompanying balance sheets of Interchange Medical, Inc. (a development stage company), as of December 31, 2000 and 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2000 and 2001 and for the period from April 5, 1999 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interchange Medical, Inc., as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001 and the period from April 5, 1999 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has minimal capital resources presently available to meet obligations, which can normally be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             /S/ DASZKAL BOLTON LLP

Boca Raton, Florida
February 27, 2002




Member of American Institute of Certified Public Accountants
- SEC and Private Companies Practice Sections

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                   December 31,          December 31,
                                                                                      2000                  2001
                                                                                   ------------          ------------
                                                     ASSETS
Current assets:
    Cash                                                                           $    10,123           $    13,690
    Prepaid consulting fees                                                              5,000                    --
                                                                                   -----------           -----------
       Total current assets                                                             15,123                13,690
                                                                                   -----------           -----------

       Total assets                                                                $    15,123           $    13,690
                                                                                   ===========           ===========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accrued salaries                                                               $   605,777           $ 1,132,245
    Accrued expenses                                                                     9,001                29,137
    Due to related parties                                                              20,473                29,973
                                                                                   -----------           -----------
       Total current liabilities                                                       635,251             1,191,355
                                                                                   -----------           -----------

Stockholders' deficit:
    Preferred stock, $0.0001 par value,
      50,000,000 shares authorized, -0- shares
      issued and outstanding                                                                --                    --
    Common stock, $0.0001 par value; 100,000,000
      shares authorized, issued and outstanding,
      7,499,300 shares at December 31, 2001,
      6,694,300 shares at December 31, 2000                                                669                   750
    Additional paid-in capital                                                          51,466                67,485
    Deficit accumulated during the development stage                                  (672,263)           (1,245,900)
                                                                                   -----------           -----------
       Total stockholders' deficit                                                    (620,128)           (1,177,665)
                                                                                   -----------           -----------

       Total liabilities and stockholders' deficit                                 $    15,123           $    13,690
                                                                                   ===========           ===========





                 See accompanying notes to financial statements.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     April 5, 1999
                                                                                                      (Inception)
                                                           Year Ended           Year Ended              Through
                                                          December 31,          December 31,          December 31,
                                                              2000                  2001                  2001
                                                          ------------          ------------          ------------
Revenues                                                  $        --           $        --           $        --
                                                          -----------           -----------           -----------

Operating expenses:
    Salary expenses                                           452,045               535,066             1,160,844
    Selling, general and administrative expenses               10,924                58,571                77,056
                                                          -----------           -----------           -----------
                                                              462,969               593,637             1,237,900
                                                          -----------           -----------           -----------

Loss before other income (expenses)                          (462,969)             (593,637)           (1,237,900)
                                                          -----------           -----------           -----------

Other income (expenses):
    Other income                                                   --                20,000                20,000
    Impairment of investment                                  (28,000)                   --               (28,000)
                                                          -----------           -----------           -----------
    Total other income (expense)                              (28,000)               20,000                (8,000)
                                                          -----------           -----------           -----------

Net loss                                                  $  (490,969)          $  (573,637)          $(1,245,900)
                                                          ===========           ===========           ===========

Net loss per share,  basic and diluted                    $     (0.09)          $     (0.08)
                                                          ===========           ===========

Average weighted number of
  shares outstanding, basic and diluted                     5,547,451             7,263,314
                                                          ===========           ===========







                 See accompanying notes to financial statements.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                           Preferred Stock        Common Stock         Additional
                           ---------------     --------------------      Paid-In     Subscription     Accumulated
                            Shares  Amount     Shares        Amount      Capital      Receivable        Deficit         Total
                            ------  ------     ------        ------    ----------    ------------     -----------    -----------

Balance, April 5, 1999
 (Inception)                  --   $    --            --   $        --   $        --   $        --    $        --    $        --

Issuance of founders'
 shares                       --        --     4,546,300           454        18,701        (2,000)            --         17,155

Issuance of common
 stock for cash               --        --       998,000           100         9,880            --             --          9,980

Net loss -
 December 31, 1999            --        --            --            --            --            --       (181,294)      (181,294)
                          ------   -------     ---------   -----------   -----------   -----------    -----------    -----------
Balance,
 December 31, 1999            --        --     5,544,300           554        28,581        (2,000)      (181,294)      (154,159)

Issuance of common
 stock for services           --        --     1,150,000           115        22,885            --             --         23,000

Cash received                 --                                                             2,000                         2,000

Net loss -
 December 31, 2000            --        --            --            --            --            --       (490,969)      (490,969)
                          ------   -------     ---------   -----------   -----------   -----------    -----------    -----------
Balance,
 December 31, 2000            --        --     6,694,300           669        51,466            --       (672,263)      (620,128)

Issuance of common
 stock for services           --        --       805,000            81        16,019                           --         16,100

Net loss -
 December 31, 2001            --        --            --            --            --            --       (573,637)      (573,637)
                          ------   -------     ---------   -----------   -----------   -----------    -----------    -----------
Balance,
 December 31, 2001            --   $    --     7,499,300           750   $    67,485   $        --    $(1,245,900)   $(1,177,665)
                          ======   =======     =========   ===========   ===========   ===========    ===========    ===========





                 See accompanying notes to financial statements.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                 April 5, 1999
                                                                                                                  (Inception)
                                                                           Year Ended         Year Ended            Through
                                                                          December 31,       December 31,         December 31,
                                                                              2000               2001                2001
                                                                          -----------         -----------         -----------
Cash flows from operating activities:
    Net loss                                                              $  (490,969)        $  (573,637)        $(1,245,900)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Common stock issued for services                                       23,000              16,100              39,100
        Impairment of investment                                               28,000                  --              28,000
    Changes in assets and liabilities, net effect of acquisitions:
        (Increase) decrease in prepaid consulting fees                         (5,000)              5,000                  --
        Increase in accrued salaries                                          432,044             526,468           1,132,245
        Increase in accrued expenses                                            9,001              20,136              29,137
                                                                          -----------         -----------         -----------
Net cash used in operating activities                                          (3,924)             (5,933)            (17,418)
                                                                          -----------         -----------         -----------

Cash flows from financing activities:

    Proceeds from related party loans                                          58,664               9,500              91,973
    Payments to related party loans                                           (22,101)                 --             (62,000)
    Conversion of related party receivable to investment                      (45,000)                 --             (45,000)
    Conversion of related party debt to investment                             17,000                  --              17,000
    Stock subscription receivable                                               2,000                  --                  --
    Proceeds from sale of common stock                                             --                  --              29,135
                                                                          -----------         -----------         -----------
Net cash provided by financing activities                                      10,563               9,500              31,108
                                                                          -----------         -----------         -----------

Net increase in cash                                                            6,639               3,567              13,690
                                                                          -----------         -----------         -----------

Cash at beginning of period                                                     3,484              10,123                  --
                                                                          -----------         -----------         -----------

Cash at end of period                                                     $    10,123         $    13,690         $    13,690
                                                                          ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

    Common stock issued for services                                      $    23,000         $    16,100         $    39,100
                                                                          ===========         ===========         ===========
    Conversion of related party receivable to investment                  $    45,000         $        --         $    45,000
                                                                          ===========         ===========         ===========
    Conversion of related party debt to investment                        $    17,000         $        --         $    17,000
                                                                          ===========         ===========         ===========




                 See accompanying notes to financial statements.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Interchange Medical, Inc. (the "Company") is a development stage Florida Corporation organized in April of 1999. The Company is engaged in developing distribution technology for On Line Digital Rx Prescriptions and delivering the ordered items via delivery services.

The Company has not generated any revenues to date. The Company has been devoting its efforts to activities such as establishing sources of information, and developing markets for its planned operations. As the Company has not yet generated any revenues, it is considered a development stage company.

Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2000 and 2001.

REVENUE RECOGNITION

The Company recognizes revenue when services are rendered.

RESEARCH AND DEVELOPMENT

The Company has elected to expense payroll and other costs incurred for research and development relating to software and related methodologies.

OTHER INCOME

Sale of software during the year 2001 is not the Company's intended business and has accordingly been included in the financial statements as other income.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

STOCK COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BASIC LOSS PER SHARE

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

DILUTED LOSS PER SHARE

Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

RECLASSIFICATION

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial presentation.

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash with one financial institution. At times, deposits may exceed federally insured limits. The Federal Deposit Insurance Corporation (FDIC) guarantees accounts up to $100,000. At December 31, 2000 and 2001, the Company had no amounts in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

NOTE 4 - RELATED PARTY TRANSACTIONS

The following summarizes the Company's outstanding payables to related parties:

                                                       2000          2001
                                                    ---------      --------

Balance at beginning of year                        $  16,090      $ (20,473)
Payments (advances) during the year                   (36,563)        (9,500)
                                                    ----------     ---------
Balance receivable (payable) at end of year         $ (20,473)     $ (29,973)
                                                    ==========     ==========

In September 2000, the Company exchanged $45,000 that was due from a related party, Worldcast Interactive, Inc. (WRCI), for 180,000 shares of WRCI's common stock. The value of the transaction per share was $0.25. The Company retired $17,000 that was due to a related party with 68,000 shares of its investment in WRCI, leaving the Company with 112,000 shares of WRCI. Subsequently, the value of the stock declined to $0.06 per share as of December 31, 2000. Since the Company's management deemed the decline of the stock to be other than temporary, the value of the investment was considered to be impaired and was written down in its entirety as of December 31, 2000, the loss of $28,000 was reflected in the statement of operations for the year ended December 31, 2000. Subsequently, WRCI went out of business and its operations ceased.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENT UNDER EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with four employees. Under two of the four agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits. These are:

         1) the greater of (I) three years' base salary, or (II) the base salary due to Employee for the remaining term of this Agreement, in either case at the greater of the rate in effect at the date of the change in control of Company or at the date of termination; plus

         2) an amount equal to a multiple of two times the largest total of the bonuses previously paid in any one year by the Company to the Employee.


NOTE 6 - LEASES

The Company leases its administrative offices on a month-to-month basis from a company owned by certain common stockholders. Total rent expense to the related party was $2,400 and $2,400 for the years ended December 31, 2000 and 2001, respectively.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, prepaid expenses, accrued salaries and expenses, and payables to related parties approximate fair value because of their short maturities.

NOTE 8 - STOCKHOLDERS EQUITY

During the year ended December 31, 2000, the Company issued its common stock in exchange for services as follows:

The Company issued 150,000 shares of its common stock to its outside legal counsel and granted 1,000,000 shares of its common stock to the Company's Chief Executive Officer as partial payment of accrued salaries. These shares were issued in lieu of payment for services provided to the Company, and were issued at a price of $0.02 per share, totaling $23,000.

During the year ended December 31, 2001, the Company issued its common stock in exchange for services as follows:

The Company issued 430,000 shares of its common stock to four key employees as consideration for a portion of their accrued salaries and 375,000 shares of its common stock to a consultant as payment for services. These shares were issued at $0.02 per share. The Company recorded compensation expense of $16,100.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The Company has an unused net operating loss carryforward of $1,245,900 available for use on its future corporate federal and state income tax returns. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                     2000           2001
                                                  ---------       ---------

Taxes currently payable                           $      --       $      --
Deferred income tax benefit                         242,436         458,296
Less: valuation allowance                          (242,436)       (458,296)
                                                  ---------       ---------
Provision (benefit) for income taxes              $      --       $      --
                                                  ==========      ==========



Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate at December 31 is as follows:

                                                       2000           2001
                                                    ----------     ----------

Computed at the statutory rates (34%)               $ (157,409)    $ (195,037)
State income taxes, net of federal tax benefit         (16,806)      (20,823)
Change in deferred tax asset valuation allowance       174,215        215,860
                                                    ----------     ----------
Tax provision (benefit)                             $       --     $       --
                                                    ==========     ==========




The components of the deferred tax asset were as follows at December 31:

                                                      2000             2001
                                                    ---------        --------

Deferred tax assets:
     Net operating loss carryforward                $   6,956       $  32,232
     Accrued compensation                             227,954         426,064
     Stock based salaries                              7,526               --
                                                    ---------       ---------
Total deferred tax assets                             242,436         458,296
                                                    ---------       ---------

Deferred tax liabilities                                   --              --
                                                    ---------       ---------

Net deferred tax assets                               242,436         458,296
                                                    ---------       ---------

Valuation allowance, beginning of year                (68,221)       (242,436)
     Increase during the year                        (174,215)       (215,860)
                                                    ---------       ---------
Valuation allowance, end of year                     (242,436)       (458,296)
                                                    ---------       ---------

Net deferred taxes                                  $      --       $      --
                                                    =========       =========

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES, CONTINUED

The net operating loss carryforward is summarized below:

Year Loss Originated                               Year Expiring       Amount
--------------------                               -------------    -----------

December 31, 1999                                      2019             181,294
December 31, 2000                                      2020             490,969
December 31, 2001                                      2021             573,637
                                                                    -----------
         Total available net operating loss                         $ 1,245,900
                                                                    ===========



The utilization of the above loss carryforwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

NOTE 10 - GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to begin any significant operations, the Company will have to pursue other sources of capital, and has plans to raise equity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.