Form 10QSB
period 2002-03-31
INTERCHANGE MEDICAL INC
filed 2002-05-20
CIK 1086218

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        MARCH 31, 2002
                                        ------------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-33261
                                                 ---------

                            INTERCHANGE MEDICAL, INC.
                   ------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             FLORIDA                                  65-0908988
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

     2821 E. COMMERCIAL BOULEVARD, SUITE 201, FORT LAUDERDALE, FLORIDA 33308
     ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 229-0900
                        --------------------------------
                           (Issuer's telephone number)

        ---------------------------------------------------------------
        (Former Name, former address and former fiscal year, if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,499,300 shares of Common Stock as of May 1, 2002.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)

Item 2.           Management's Discussion and Analysis and Plan of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                            INTERCHANGE MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2002

                                TABLE OF CONTENTS


Condensed Financial Statements:

      Condensed Balance Sheet as of March 31, 2002 (Unaudited) ...................................................5

      Condensed Statements of Operations for the three months ended March 31, 2001 and 2002 and for the period from April 5, 1999 (inception) through March 31, 2002 (Unaudited).....................6

      Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2002 and for the period from April 5, 1999 (inception) through March 31, 2002 (Unaudited).....................7

Notes to Condensed Financial Statements...........................................................................8



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERCHANGE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2002
(UNAUDITED)

                                     ASSETS

      Current assets:
          Cash                                                      $     4,722
          Prepaid expenses                                                3,000
          Inventory                                                      40,000
                                                                    -----------
             Total current assets                                        47,722
                                                                    -----------

             Total assets                                           $    47,722
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current liabilities:
          Accounts payable                                          $    87,685
          Accrued salaries                                            1,269,499
          Due to related parties                                         38,073
                                                                    -----------
             Total current liabilities                                1,395,257
                                                                    -----------

      Stockholders' deficit :
          Preferred stock, $0.0001 par value,
            50,000,000 shares authorized, -0- shares
            issued and outstanding                                           --
          Common stock, $0.0001 par value; 100,000,000
            shares authorized, 7,499,300 shares issued
            and outstanding                                                 750
          Additional paid-in capital                                     67,485
          Deficit accumulated during the development stage           (1,415,770)
                                                                    -----------
             Total stockholders' deficit                             (1,347,535)
                                                                    -----------

             Total liabilities and stockholders' deficit            $    47,722
                                                                    ===========







            See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND FOR THE PERIOD FROM APRIL 5, 1999 (INCEPTION) THROUGH MARCH 31, 2002 (UNAUDITED)


                                                                                                    April 5, 1999
                                                          Three Months         Three Months          (Inception)
                                                             Ended                Ended                Through
                                                            March 31,            March 31,             March 31,
                                                              2001                 2002                  2002
                                                          -----------           -----------           -----------
Revenues                                                  $        --           $        --           $        --
                                                          -----------           -----------           -----------
Operating expenses:
    Salary expenses                                           127,500               127,500             1,288,344
    Selling, general and administrative expenses               16,155                42,370               119,426
                                                          -----------           -----------           -----------
                                                              143,655               169,870             1,407,770
                                                          -----------           -----------           -----------

Loss before other income (expenses)                          (143,655)             (169,870)           (1,407,770)
                                                          -----------           -----------           -----------
Other income (expenses):
    Other income                                                   --                    --                20,000
    Impairment of investment                                       --                    --               (28,000)
                                                          -----------           -----------           -----------
    Total other income (expense)                                   --                    --                (8,000)
                                                          -----------           -----------           -----------

Net loss                                                  $  (143,655)          $  (169,870)          $(1,415,770)
                                                          ===========           ===========           ===========

Net loss per share,  basic and diluted                    $     (0.02)          $     (0.02)
                                                          ===========           ===========

Average weighted number of
  shares outstanding, basic and diluted                   $ 6,694,300           $ 7,499,300
                                                          ===========           ===========





            See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND FOR THE PERIOD FROM APRIL 5, 1999 (INCEPTION) THROUGH MARCH 31, 2002 (UNAUDITED)



                                                                                                       April 5, 1999
                                                                Three Months        Three Months        (Inception)
                                                                    Ended              Ended               Through
                                                                  March 31,           March 31,           March 31,
                                                                    2001                2002                2002
                                                                ------------       ------------        -------------
Net cash used in operating activities                                (6,017)            (17,068)            (34,486)
                                                                  ---------           ---------           ---------
Cash flows from financing activities:
    Proceeds from related party loans                                    --               8,100             100,073
    Payments to related party loans                                    (500)                 --             (62,000)
    Conversion of related party receivable to investment                 --                  --             (45,000)
    Conversion of related party debt to investment                       --                  --              17,000
    Proceeds from sale of common stock                                   --                  --              29,135
                                                                  ---------           ---------           ---------
Net cash provided by (used in) financing activities                    (500)              8,100              39,208
                                                                  ---------           ---------           ---------

Net increase (decrease) in cash                                      (6,517)             (8,968)              4,722
                                                                  ---------           ---------           ---------

Cash at beginning of period                                          10,123              13,690                  --
                                                                  ---------           ---------           ---------

Cash at end of period                                             $   3,606           $   4,722           $   4,722
                                                                  =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
    Common stock issued for services                              $      --           $      --           $  39,100
                                                                  =========           =========           =========
    Conversion of related party receivable to investment          $      --           $      --           $  45,000
                                                                  =========           =========           =========
    Conversion of related party debt to investment                $      --           $      --           $  17,000
                                                                  =========           =========           =========


           See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Interchange Medical, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 10-KSB.

NOTE 2 - RELATED PARTY TRANSACTIONS

The following summarizes the Company's outstanding payables to related parties at March 31:

                                                 2001               2002
                                               --------           --------
Balance at beginning of period                 $(20,473)          $(29,973)
Payments (advances) during the period               500             (8,100)
                                               --------           --------
Balance payable at end of period               $(19,973)          $(38,073)
                                               ========           ========



NOTE 3 - SUBSEQUENT EVENTS

In April 2002, the Company borrowed $100,000 from a related party. The note is unsecured, bears interest of prime plus two (2%) percent and is payable in full, one year from the date the note was executed.

In April 2002, the Company signed a financial consulting agreement with an outside consulting firm to provide certain financial advisory and investment banking services to the Company including but not limited to raising capital for the Company.

NOTE 4 - GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan is to raise equity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company can raise additional funding through the sale of its common stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Critical Accounting Policies

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On a ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, allowance for doubtful accounts receivable and the carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

         As a development stage company, we have incurred a net loss from inception through March 31, 2002 of $1,415,770. Our operating loss for the three months ended March 31, 2002 and three months ended March 31, 2001 was $169,870 and $143,655, respectively. Since our organization in April 1999 we have remained a developmental stage company with all of our resources being used to develop our software system and establish a secured communication infrastructure. These activities have been handled by our chief executive officer, executive vice president, employees and consultants. Compensation expense has been accrued for their services and contributed substantially to all of our loss.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had existing cash reserves of $4,722. Since inception we have been dependent upon proceeds from the sale of our securities and advances from our chief executive officer to maintain our operations. We believe that in order to satisfy our cash requirements necessary to facilitate our business plan and commence our operations over the next 12 months we will need to raise capital through third party financing or a private placement of our securities. Subject to availability of funding, our burn rate for the next 12 months should be about $1 million. Our chief executive officer intends to provide loans to our company to support short term obligations. We cannot provide any assurances that we will be able to secure financing necessary to facilitate our business plan.

PLAN OF OPERATIONS

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

         We anticipate that testing of our system will initially be made in Florida or California commencing in the third quarter of 2002. We intend to acquire an operating pharmacy to test our system and commence our operations. We require third party financing in order to acquire a pharmacy. We cannot provide any assurances that we will acquire a pharmacy.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 5. OTHER INFORMATION

         In April 2002, the Company received $100,000 from a related party in consideration for a $100,000 promissory note. The note is unsecured, bears interest of prime plus two percent and is payable in full, one year from the date the note was executed.

         On May 13, 2002, the Company's Common Stock was approved for listing on the OTC Bulletin Board. The Company's Common Stock is listed under the symbol "ICMI."

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

                                       Interchange Medical, Inc.


                                       By: /s/ Ahmad Moradi
                                           -------------------------------------
                                            Ahmad Moradi, Chairman and
                                            President

DATED: May 15, 2002