Form 10QSB
period 2002-06-30
INTERCHANGE MEDICAL INC
filed 2002-08-19
CIK 1086218

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _____________ to _________________

                         Commission File Number: 0-33261

                            INTERCHANGE MEDICAL, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             FLORIDA                                   65-0908988
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     2821 E. Commercial Boulevard, Suite 201, Fort Lauderdale, Florida 33308
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 229-0900
                           ---------------------------
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,499,300 shares of Common Stock as of August 1, 2002.

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

                  Balance Sheets

                  Statements of Operations

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                TABLE OF CONTENTS




Condensed Financial Statements:

      Condensed Balance Sheet as of June 30, 2002 (Unaudited) ......................................1

      Condensed Statements of Operations for the three months ended June 30,
         2001 and 2002, six months ended June 30, 2001 and 2002, and for the period from April 5, 1999 (inception) through June 30, 2002 (Unaudited)....................2

      Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2002 and for the period from April 5, 1999 (inception) through June
         30, 2002 (Unaudited).......................................................................3

Notes to Condensed Financial Statements.............................................................4-5


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                   UNAUDITED)





                                                                                  June 30, 2002
                                                                                  -------------
                                            ASSETS
      Current assets:
          Cash                                                                     $     7,477
          Prepaid expenses                                                               1,882
          Inventory                                                                     40,000
                                                                                   -----------
             Total current assets                                                       49,359
                                                                                   -----------

      Other assets:
          Deposits                                                                     100,000
                                                                                   -----------

             Total assets                                                          $   149,359
                                                                                   ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current liabilities:
          Accounts payable                                                         $    90,094
          Accrued salaries                                                           1,377,191
          Due to related parties                                                       160,873
                                                                                   -----------
             Total current liabilities                                               1,628,158
                                                                                   -----------

      Stockholders' deficit :
          Preferred stock, $0.0001 par value, 50,000,000 shares authorized,
            50,000,000 shares authorized, -0- shares issued and outstanding                 --
          Common stock, $0.0001 par value; 100,000,000
            shares authorized, 7,499,300 shares issued and outstanding                     750
          Additional paid-in capital                                                    67,485
          Deficit accumulated during the development stage                          (1,547,034)
                                                                                   -----------
             Total stockholders' deficit                                            (1,478,799)
                                                                                   -----------

             Total liabilities and stockholders' deficit                           $   149,359
                                                                                   ===========




            See accompanying notes to condensed financial statements.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                                                                                               April 5, 1999
                                                                                                                (Inception)
                                                 Three Months Ended                  Six Months Ended             Through
                                                       June 30,                           June 30,                June 30,
                                            ----------------------------      -----------------------------   --------------
                                                2001             2002             2001             2002             2002
                                            -----------      -----------      -----------      -----------      -----------
Revenues                                    $        --      $        --      $        --      $        --      $        --
                                            -----------      -----------      -----------      -----------      -----------

Operating expenses:
    Salary expenses                             127,500          102,500          255,000          230,000        1,390,844
    Other operating expenses                     16,175           28,764           32,328           71,134          148,190
                                            -----------      -----------      -----------      -----------      -----------
       Total operating expenses                 143,675          131,264          287,328          301,134        1,539,034
                                            -----------      -----------      -----------      -----------      -----------

Loss before other income (expenses)            (143,675)        (131,264)        (287,328)        (301,134)      (1,539,034)
                                            -----------      -----------      -----------      -----------      -----------

Other income (expenses):
    Other income                                     --               --               --               --           20,000
    Impairment of investment                         --               --               --               --          (28,000)
                                            -----------      -----------      -----------      -----------      -----------
       Total other income (expense)                  --               --               --               --           (8,000)
                                            -----------      -----------      -----------      -----------      -----------

Net loss                                    $  (143,675)     $  (131,264)     $  (287,328)     $  (301,134)     $(1,547,034)
                                            ===========      ===========      ===========      ===========      ===========

Net loss per share,  basic and diluted      $     (0.02)     $     (0.02)     $     (0.04)     $     (0.04)
                                            ===========      ===========      ===========      ===========

Average weighted number of
  shares outstanding, basic and diluted       7,356,189        7,499,300        7,025,244        7,499,300
                                            ===========      ===========      ===========      ===========




            See accompanying notes to condensed financial statements.

                           INTERCHANGE MEDICAL, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)






                                                                                                  April 5, 1999
                                                                     Six Months Ended              (Inception)
                                                                         June 30,                    Through
                                                                ---------------------------          June 30,
                                                                   2001             2002              2002
                                                                ---------         ---------         ---------
Net cash used in operating activities                           $  (2,702)        $(137,113)        $(154,531)
                                                                ---------         ---------         ---------

Cash flows from financing activities:
    Proceeds from related party loans                                  --           130,900           224,473
    Payments to related party loans                                (1,400)               --           (63,600)
    Conversion of related party receivable to investment               --                --           (45,000)
    Conversion of related party debt to investment                     --                --            17,000
    Proceeds from sale of common stock                                 --                --            29,135
                                                                ---------         ---------         ---------
Net cash provided by (used in) financing activities                (1,400)          130,900           162,008
                                                                ---------         ---------         ---------

Net increase (decrease) in cash                                    (4,102)           (6,213)            7,477
                                                                ---------         ---------         ---------

Cash at beginning of period                                        10,123            13,960                --
                                                                ---------         ---------         ---------

Cash at end of period                                           $   6,021         $   7,747         $   7,477
                                                                =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
    Common stock issued for services                            $  16,100         $      --         $  39,100
                                                                =========         =========         =========
    Conversion of related party receivable to investment        $      --         $      --         $  45,000
                                                                =========         =========         =========
    Conversion of related party debt to investment              $      --         $      --         $  17,000
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 10-KSB.


NOTE 2 - RELATED PARTY TRANSACTIONS

The following summarizes the Company's outstanding payables to related parties at June 30:



                                          2001             2002
                                        --------         --------
Balance at beginning of period          $ 20,473         $ 29,973
Transactions during the period            (1,400)         130,900
                                        --------         --------
Balance payable at end of period        $ 19,073         $160,873
                                        ========         ========




On April 11, 2002, the Company borrowed $100,000 from the chief executive officer and director of the Company. The note is unsecured, bears interest of prime plus two percent (6.75% at June 30, 2002) and is payable in full, one year from the date the note was executed. At June 30, 2002, the company had accrued approximately $1,500 in interest expense.

FINANCIAL CONSULTING AGREEMENT:

On April 3, 2002, the Company entered into an agreement with Imperial Seal Consulting Inc. ("ISCI") to have ISCI provide certain financial advisory and investment banking services to the Company. These services include possible transactions with investors and/or other means of raising finance and equity for the Company. The fee for these services is a refundable consulting/transaction fee of $500,000 for securing financing and assisting the company with its business growth plan. The Company has paid $100,000 to ISCI as of June 30, 2002. This agreement expires on the first anniversary of the signing and is renewable upon mutual written agreement. The agreement cannot be terminated in the first year.

The chief executive officer and director of the Company has agreed to lend the Company $500,000 for this transaction. In the event that the terms of the agreement are not met by ISCI and the consultant does not repay the deposit, the CEO has agreed to waive the repayment of this $500,000 loan by the Company to him. As of June 30, 2002, the chief executive officer had lent $100,000 to the Company.

NOTE 3 - GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to obtain financing through the sale of common stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company can raise additional funding through the sale of its common stock.

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

         Use of Estimates:

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset and carrying value of inventories and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

         As a development stage company, we have incurred a net loss from inception through June 30, 2002 of $1,547,034. Our operating loss for the three months ended June 30, 2002 and three months ended June 30, 2001 was $131,264 and $143,675, respectively. Our operating loss for the six months ended June 30, 2002 and six months ended June 30, 2001 was $301,134 and $287,328, respectively. Since our organization in April 1999 we have remained a developmental stage company with all of our resources being used to develop our software system and establish a secured communication infrastructure. These activities have been handled by our chief executive officer, executive vice president, employees and consultants. Compensation expense has been accrued for their services and contributed substantially to all of our loss.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had existing cash reserves of $7,477. Since inception we have been dependent upon proceeds from the sale of our securities and advances from our chief executive officer to maintain our operations. We believe that in order to satisfy our cash requirements necessary to facilitate our business plan and commence our operations over the next 12 months we will need to raise capital through third party financing or a private placement of our securities. Subject to availability of funding, our burn rate over the next 12 months should be about $1 million. Our chief executive officer has provided loans to our company to support operations. We cannot provide any assurances that we will be able to secure financing necessary to facilitate our business plan.

         On April 3, 2002, we entered into an agreement with Imperial Seal Consulting Inc. ("ISCI") to have ISCI provide us with certain financial advisory and investment banking services. These services include possible transactions with investors and/or other means of raising finance and equity for our company. The fee for these services is a refundable consulting/transaction fee of $500,000 for securing financing and assisting our company with its business growth plan. The principal of ISCI is a cousin of Ahmad Moradi and is considered a related party.

         On April 11, 2002, we borrowed $100,000 from Ahmad Moradi (our chief executive officer) to pay ISCI under the terms of the agreement. The note is unsecured, bears interest of prime plus two percent (6.75% at June 30, 2002) and is payable in full, one year from the date the note was executed. At June 30, 2002, we had accrued approximately $1,500 in interest expense.

         Ahmad Moradi has agreed to lend us $500,000 for the transaction with ISCI. In the event that the terms of the agreement are not met by ISCI and the consultant does not repay the deposit, Dr. Moradi has agreed to waive the repayment of this $500,000 loan. As of June 30, 2002, Dr. Moradi had lent $100,000 to our company for purposes of this transaction.

         The agreement with ISCI expires on April 3, 2003 and is renewable upon mutual written agreement. The agreement cannot be terminated in the first year.

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

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2002, we received $100,000 from our chief executive officer in consideration for a $100,000 promissory note. The note is unsecured, bears interest of prime plus two percent and is payable in full, one year from the date the note was executed.

ITEM 5.           OTHER INFORMATION

         On May 13, 2002, our common stock was approved for listing on the OTC Bulletin Board. Our common stock is listed under the symbol "ICMI."

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  99.1     Certification of Chief Financial Officer
                  99.2     Certification of Principal Accounting Officer

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


DATED: August 18, 2002