Form 10QSB
period 2002-09-30
INTERCHANGE MEDICAL INC
filed 2002-11-14
CIK 1086218

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

     Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,224,300 shares of Common Stock as of November 1, 2002.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	0

	Balance Sheets	0

	Statements of Operations	0

	Condensed Statements of Cash Flows	0

	Notes to Condensed Financial Statements	0

Item 2.	Management’s Discussion and Analysis and Plan of Operations	0

Item 3.	Controls and Procedures	0

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	0

Item 2.	Change in Securities and Use of Proceeds	0

Item 5.	Other Information	0

Item 6.	Exhibits and Reports on Form 8-K	0

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2001 AND 2002

Page

Condensed Financial Statements:

Condensed Balance Sheet as of September 30, 2002 (Unaudited)	1

Condensed Statements of Operations for the nine months ended September 30, 2001 and 2002, three months ended September 30, 2001 and 2002, and for the period from April 5, 1999 (inception) through September 30, 2002 (Unaudited)	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2002 and for the period from April 5, 1999 (inception) through September 30, 2002 (Unaudited)	3

Notes to Condensed Financial Statements	4

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2002 (UNAUDITED)

ASSETS
Current assets:
Cash	$392
Prepaid consulting fee	300,000
Prepaid expenses	1,882
Inventory	40,000

Total current assets	342,274

Total assets	$342,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$97,214
Accrued salaries	1,480,261
Due to related parties	72,840
Note payables, related party	302,000

Total current liabilities	1,952,315

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 50,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,224,300 shares issued and outstanding	822
Additional paid-in capital	139,913
Deficit accumulated during the development stage	(1,750,776)

Total stockholders’ deficit	(1,610,041)

Total liabilities and stockholders’ deficit	$342,274

See accompanying notes to condensed financial statements.

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002,
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002,
AND FOR THE PERIOD FROM APRIL 5, 1999 (INCEPTION) THROUGH
SEPTEMBER 30, 2002 (UNAUDITED)

					April 5, 1999
					(Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,

	2001	2002	2001	2002	2002

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Salary expenses	127,500	102,505	382,500	332,505	1,493,349
Other operating expenses	21,804	101,237	54,133	172,371	249,427

Total operating expenses	149,304	203,742	436,633	504,876	1,742,776

Loss before other income (expenses)	(149,304)	(203,742)	(436,633)	(504,876)	(1,742,776)

Other income (expenses):
Other income	—	—	—	—	20,000
Impairment of investment	—	—	—	—	(28,000)

Total other income (expense)	—	—	—	—	(8,000)

Net loss	$(149,304)	$(203,742)	$(436,633)	$(504,876)	$(1,750,776)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Average weighted number of shares outstanding, basic and diluted	7,499,300	7,666,608	7,185,567	7,555,274

See accompanying notes to condensed financial statements.

2

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
AND FOR THE PERIOD FROM APRIL 5, 1999 (INCEPTION) THROUGH
SEPTEMBER 30, 2002 (UNAUDITED)

			April 5, 1999
	Nine Months Ended		(Inception)
	September 30,		through
			September 30,
	2001	2002	2002

Net cash used in operating activities	$(11,733)	$(358,166)	$(375,584)

Cash flows from financing activities:
Proceeds from related party loans	5,000	346,718	438,691
Payments to related party loans	(2,100)	(1,850)	(62,000)
Conversion of related party receivable to investment	—	—	(45,000)
Conversion of related party debt to investment	—	—	17,000
Proceeds from sale of common stock	—	—	29,135

Net cash provided by (used in) financing activities	2,900	344,868	377,826

Net increase (decrease) in cash	(8,833)	(13,298)	2,242

Cash at beginning of period	10,123	13,690	—

Cash at end of period	$1,290	$392	$2,242

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Common stock issued for services	$16,100	$72,500	$111,600

Conversion of related party receivable to investment	$—	$—	$45,000

Conversion of related party debt to investment	$—	$—	$17,000

See accompanying notes to condensed financial statements.

3

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Interchange Medical, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s Annual Financial Statements for the year ended December 31, 2001. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company’s Form 10-KSB.

NOTE 2 — RELATED PARTY TRANSACTIONS

The following summarizes the Company’s outstanding payables to related parties at June 30:

	2001	2002

Balance at beginning of period	$20,473	$29,973
Notes payable, related party	—	302,000
Payments (advances) during the period	2,900	42,868

Balance payable at end of period	$23,373	$374,841

Financial Consulting Agreement:

The Company has notes payable to the chief executive officer and director of the Company for $302,000. The notes are unsecured, bears interest of prime plus two percent (6.75% at September, 2002) and are payable in full, one year from the date the notes were executed.

On April 3, 2002, the Company entered into an agreement with Imperial Seal Consulting Inc. (“ISCI”), a related party, to have ISCI provide certain financial advisory and investment banking services to the Company. These services include possible transactions with investors and /or other means of raising finance and equity for the Company. The fee for these services is a refundable consulting/transaction fee of $500,000 for securing financing and assisting the Company with its business growth plan. The Company paid to ISCI $300,000, included on the balance sheet as a prepaid expense, to ISCI as of September 30, 2002. This agreement expires on the first anniversary of the signing and is renewable upon mutual written agreement. The agreement cannot be terminated in the first year. The Company has not made the additional payment of $200,000, is in default of the agreement and is currently negotiating with ISCI to extend the time period.

4

INTERCHANGE MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 — RELATED PARTY,continued

The chief executive officer and director of the Company has agreed to lend the Company $500,000 ($300,000 as of September 30, 2002) for this transaction. In the event that the terms of the agreement are not met by ISCI and the consultant does not repay the deposit; the CEO has agreed to waive the repayment of this $500,000 loan by the Company to him.

NOTE 3 — STOCKHOLDERS EQUITY

During the quarter ended September 30, 2002, the Company issued its common stock in exchange for services as follows:

The Company issued 725,000 shares of its common stock to four outside consultants as consideration for financial, sales and marketing services rendered. These shares were issued at $0.10 per share. The Company recorded consulting expense of $72,500.

NOTE 4 — GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to raise equity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company can raise additional funding through the sale of its common stock.

5

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

     Use of Estimates:

     Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

     As a development stage company, we have incurred a net loss from inception through September 30, 2002 of $1,750,776. Our operating loss for the three months ended September 30, 2002 and three months ended September 30, 2001 was $203,742 and $149,304, respectively. Our operating loss for the nine months ended September 30, 2002 and nine months ended September 30, 2001 was $504,876 and $436,633, respectively. Since our organization in April 1999 we have remained a developmental stage company with all of our resources being used to develop our software system and establish a secured communication infrastructure. These activities have been handled by our chief executive officer, executive vice president, employees and consultants. Compensation expense has been accrued for their services and contributed substantially to all of our loss.

Liquidity and Capital Resources

     As of September 30, 2002, we had existing cash reserves of $392. Since inception we have been dependent upon proceeds from the sale of our securities and advances from our chief executive officer to maintain our operations. We believe that in order to satisfy our cash requirements necessary to facilitate our business plan and commence our operations over the next 12 months we will need to raise capital through third party financing or a private placement of our securities. Subject to availability of funding, our burn rate over the next 12 months should be about $1 million. Our chief executive officer has provided loans to our company to support operations. We cannot provide any assurances that we will be able to secure financing necessary to facilitate our business plan.

     On April 3, 2002, we entered into an agreement with Imperial Seal Consulting Inc. (“ISCI”) to have ISCI provide us with certain financial advisory and investment banking services. These services include possible transactions with investors and/or other means of raising finance and equity for our company. The fee for these services is a refundable consulting/transaction fee of $500,000 for securing financing and assisting our company with its business growth plan. The principal of ISCI is a cousin of Ahmad Moradi (our chief executive officer and is considered a related party.

     Ahmad Moradi has agreed to lend us $500,000 for the transaction with ISCI. In the event that the terms of the agreement are not met by ISCI and the consultant does not repay the deposit, Dr. Moradi has agreed to waive the repayment of this $500,000 loan.

     On April 11, 2002, we borrowed $100,000 from Ahmad Moradi (our chief executive officer) to pay ISCI under the terms of the agreement. The note is unsecured, bears interest of prime plus two percent (6.75% at September 30, 2002) and is payable in full, one year from the date the note was executed. At September 30, 2002, we had accrued approximately $3,225.00 in interest expense.

     In September 2002, the Company borrowed an additional $202,000 from Ahmad Moradi of which $200,000 was used to pay ISCI under the terms of the agreement and the additional $2,000 was used for working capital. The note is unsecured, bears interest of prime plus two percent (6.75% at September 30, 2002) and is payable in full, one year from the date the note was executed. At September 30, 2002, we had accrued approximately $492 in interest expense.

     The agreement with ISCI expires on April 3, 2003 and is renewable upon mutual written agreement. The agreement cannot be terminated in the first year. The Company has not made the additional payment of $200,000, is in default of the agreement and is currently negotiating with ISCI to extend the time period.

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

     We anticipate that testing of our system will initially be made in Florida or California commencing in late first quarter or early second quarter of 2003. The delay in implementing our system has been due to our inability to acquire a pharmacy. We intend to acquire an operating pharmacy to test our system and commence our operations. We require third party financing in order to acquire a pharmacy. We cannot provide any assurances that we will acquire a pharmacy.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Chairman, President and Principal Financial Officer. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     In April 2002, we received $100,000 from our chief executive officer in consideration for a $100,000 promissory note. The note is unsecured, bears interest of prime plus two percent and is payable in full, one year from the date the note was executed. The note issued was issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The note issued contains a legend restricting its transferability absent registration or an available exemption.

     In August 2002, we issued 725,000 shares of our common stock to four individuals in consideration for marketing, sales and financial consulting services. The shares were valued at $0.10 per share. The shares issued to the consultants were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The consultants received information concerning our company and had access to information about our company and were given the opportunity to ask questions about our company.

     In September 2002, we received $202,000 from our chief executive officer in consideration for a $202,000 promissory note. The note is unsecured, bears interest of prime plus two percent and is payable in full, one year from the date the note was executed. The note issued was issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The note issued contains a legend restricting its transferability absent registration or an available exemption.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B

     The following exhibits are filed as part of this report:

Exhibits:

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Accounting Officer

     (b)  Reports on Form 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Interchange Medical, Inc.

By: /s/ Ahmad Moradi

Ahmad Moradi, Chairman and President
DATED: November 13, 2002

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Ahmad Moradi, the principal executive officer of Interchange Medical, Inc., a Florida corporation (the “Registrant”), certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the “Report”).

     2.     Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3.     Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’’ auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control.

     6.     The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ahmad Moradi

Name: Ahmad Moradi Title: Principal Executive Officer
Dated: November 13, 2002

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

     I, Richard Paull, the principal financial officer of Interchange Medical, Inc., a Florida corporation (the “Registrant”), certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the “Report”).

     2.     Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3.     Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’’ auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control.

     6.     The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard Paull

Name: Richard Paull Title: Principal Financial Officer
Dated: November 13, 2002